Form 10-K
period 2007-12-31
Saxon Asset Securities Trust 2007-1
filed 2008-03-31
CIK 1387989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-131712-04

                   Saxon Asset Securities Trust 2007-1
          (Exact name of Issuing Entity as specified in its Charter)

                      Saxon Asset Securities Company
           (Exact name of depositor as specified in its Charter)

                     Saxon Funding Management LLC
             (Exact name of sponsor as specified in its Charter)

                                                            51-0630038
                                                            51-0630036
                    New York                                51-0630031
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number
               of issuing entity)                        of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                                  92705
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.       Not Applicable

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company"in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15(a).

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB , Significant Enhancement Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

     Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

     Morgan Stanley Capital Services Inc. provides an interest rate cap derivative instrument and an interest rate swap derivative instrument for the issuing entity. No additional disclosure is necessary because the aggregate significance percentage for the interest rate cap and the interest rate swap is less than 10%.

     Item 1117 of Regulation AB, Legal Proceedings.

     Material Legal Proceedings Regarding Saxon Mortgage Services, Inc.

     Because the Saxon Mortgage Services, Inc. ("Saxon") and its affiliates are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, it is regularly involved in numerous lawsuits filed against it, some of which seek certification as class action lawsuits on behalf of similarly situated individuals.

     Saxon and/or its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding Saxon's and/or its affiliates businesses, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

     Saxon contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Saxon cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the following matters are potentially material to the financial condition of Saxon.

     Regulatory and Governmental Investigations: Saxon and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, and/or servicing of subprime and non-subprime residential mortgages and related issues.

     Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted Saxon's motion to compel arbitration and stayed the court proceedings as to named plaintiffs
     Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District
     Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. At the present time, neither plaintiff has initiated arbitration.

     Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The matter was subsequently removed to the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 2:07-cv-04328-JG. The plaintiffs filed an Amended Complaint on October 9, 2007 naming Saxon as
     a defendant.   The plaintiffs allege that the putative class members
     were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon services two loans for putative class members. The plaintiffs subsequently voluntarily dismissed all named plaintiffs except for the Jones's. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

     Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that Saxon's affiliate, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously filed in a 424 (b)(5) filed on March 7, 2007 (Commission File No. 333-131712-04)

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria

     See Item 15(a), Exhibit 33 and Exhibit 34.

     Item 1123 of Regulation AB, Servicer Compliance Statement

     See Item 15(a), Exhibit 35.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3) Exhibits.

             Exhibits 4.1, 10.1-10.3 were filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-131712-04) filed on March 22, 2007 and are incorporated by reference herein.

             Exhibit 4.1 Pooling and Servicing Agreement, dated as of February 1, 2007, among Saxon Asset Securities Company, as depositor, Saxon Mortgage Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee.

             Exhibit 10.1 Swap Agreement, dated as of March 7, 2007, including schedule to the master agreement and confirmation, between Morgan Stanley Capital Markers, Inc. and Deutsche Bank National Trust Company, not in its individual capacity but solely as trustee of the Saxon Asset Securities Trust 2007-1 Supplemental Interest Trust.

             Exhibit 10.2 Cap Agreement, dated as of March 7, 2007, including schedule to the master agreement and confirmation, between Morgan Stanley Capital Markers, Inc. and Deutsche Bank National Trust Company, not in its individual capacity but solely as Trustee of the Saxon Asset Securities Trust 2007-1.

             Exhibit 10.3 Sales Agreement, dated as of February 1, 2007, between Saxon Asset Securities Company and Saxon Funding Management, LLC.

        (31) Rule 13a-14(d)/15d-14(d) Certification.

             Exhibit 33.1 Saxon Mortgage Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.2 First American Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.3 Southwest Business Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.4 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.5 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End
             December 31, 2007.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Saxon Mortgage Services, Inc.'s Report (Exhibit 33.1) for Year End December 31, 2007.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Corporation's Report (Exhibit 33.2) for Year End December 31, 2007.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Southwest Business Corporation's Report (Exhibit 33.3) for Year End December 31, 2007.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for FIS Tax Services' Report
             (Exhibit 33.4) for Year End December 31, 2007.

             Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.5) for Year End December 31, 2007.

             Exhibit 35.1 Saxon Mortgage Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2007.


     (b) See (a) above.

     (c) Not Applicable.








                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Saxon Mortgage Services, Inc.
                                (as Servicer)


                                      By:  /s/ David Dill
                                           David Dill
                                           President
                                          (Senior Officer in Charge of
                                           the Servicing Function of the
                                           Servicer)


     Date: March 31, 2008






     EXHIBIT INDEX

     Exhibit Document

             Exhibits 4.1, 10.1-10.3 were filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-131712-04) filed on March 22, 2007 and are incorporated by reference herein.

             Exhibit 4.1 Pooling and Servicing Agreement, dated as of February 1, 2007, among Saxon Asset Securities Company, as depositor, Saxon Mortgage Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee.

             Exhibit 10.1 Swap Agreement, dated as of March 7, 2007, including schedule to the master agreement and confirmation, between Morgan Stanley Capital Markers, Inc. and Deutsche Bank National Trust Company, not in its individual capacity but solely as trustee of the Saxon Asset Securities Trust 2007-1 Supplemental Interest Trust.

             Exhibit 10.2 Cap Agreement, dated as of March 7, 2007, including schedule to the master agreement and confirmation, between Morgan Stanley Capital Markers, Inc. and Deutsche Bank National Trust Company, not in its individual capacity but solely as Trustee of the Saxon Asset Securities Trust 2007-1.

             Exhibit 10.3 Sales Agreement, dated as of February 1, 2007, between Saxon Asset Securities Company and Saxon Funding Management, LLC.

        (31) Rule 13a-14(d)/15d-14(d) Certification.

             Exhibit 33.1 Saxon Mortgage Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.2 First American Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.3 Southwest Business Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.4 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.5 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End
             December 31, 2007.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Saxon Mortgage Services, Inc.'s Report (Exhibit 33.1) for Year End December 31, 2007.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Corporation's Report (Exhibit 33.2) for Year End December 31, 2007.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Southwest Business Corporation's Report (Exhibit 33.3) for Year End December 31, 2007.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for FIS Tax Services' Report
             (Exhibit 33.4) for Year End December 31, 2007.

             Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.5) for Year End December 31, 2007.

             Exhibit 35.1 Saxon Mortgage Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2007.